Form 10-K/A
period 2017-12-31
Morgan Stanley Capital I Trust 2017-HR2
filed 2018-06-29
CIK 1723306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K/A
(Amendment No. 1)

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

  Not applicable.

EXPLANATORY NOTES

 The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on April 2, 2018 (the “Original Form 10-K”), is to file a replacement report on assessment of compliance with respect to Berkeley Point Capital LLC, as sub-servicer under the UBS 2017-C6 pooling and servicing agreement in respect of the Harmon Corner mortgage loan, which corrects a clerical error in the version previously filed as Exhibit 33.13 to the Original Form 10-K. No other changes have been made to the Original Form 10‑K. This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10‑K.

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

33.1 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.1 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

33.2 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.2 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

33.3 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.3 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

33.4 LNR Partners, LLC, as Special Servicer (filed as Exhibit 33.4 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

33.5 Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.5 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (filed as Exhibit 33.6 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

33.7 Berkadia Commercial Mortgage LLC, as Primary Servicer (filed as Exhibit 33.7 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

33.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.8 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

33.9 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.9 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

33.10 Wells Fargo Bank, National Association, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (see Exhibit 33.3)

33.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (see Exhibit 33.8)

33.12 National Tax Search, LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (see Exhibit 33.9)

33.13 Berkeley Point Capital LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17)

33.14 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (see Exhibit 33.3)

33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (see Exhibit 33.8)

33.16 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (see Exhibit 33.9)

33.17 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (see Exhibit 33.3)

33.18 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (see Exhibit 33.8)

33.19 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (see Exhibit 33.9)

33.20 Rialto Capital Advisors, LLC, as Special Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (filed as Exhibit 33.20 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

33.21 LNR Partners, LLC, as Special Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (see Exhibit 33.4)

33.22 LNR Partners, LLC, as Special Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (see Exhibit 33.4)

33.23 Wells Fargo Bank, National Association, as Custodian under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (see Exhibit 33.2)

33.24 Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (see Exhibit 33.2)

33.25 Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.1 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

34.2 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.2 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

34.3 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.3 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

34.4 LNR Partners, LLC, as Special Servicer (filed as Exhibit 34.4 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

34.5 Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.5 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (filed as Exhibit 34.6 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

34.7 Berkadia Commercial Mortgage LLC, as Primary Servicer (filed as Exhibit 34.7 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

34.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.8 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

34.9 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.9 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

34.10 Wells Fargo Bank, National Association, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (see Exhibit 34.3)

34.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (see Exhibit 34.8)

34.12 National Tax Search, LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (see Exhibit 34.9)

34.13 Berkeley Point Capital LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (filed as Exhibit 34.13 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

34.14 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (see Exhibit 34.3)

34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (see Exhibit 34.8)

34.16 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (see Exhibit 34.9)

34.17 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (see Exhibit 34.3)

34.18 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (see Exhibit 34.8)

34.19 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (see Exhibit 34.9)

34.20 Rialto Capital Advisors, LLC, as Special Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (filed as Exhibit 34.20 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

34.21 LNR Partners, LLC, as Special Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (see Exhibit 34.4)

34.22 LNR Partners, LLC, as Special Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (see Exhibit 34.4)

34.23 Wells Fargo Bank, National Association, as Custodian under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (see Exhibit 34.2)

34.24 Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (see Exhibit 34.2)

34.25 Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (see Exhibit 34.2)

 (35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.1 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

35.2 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 35.2 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

35.3 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.3 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

35.4 LNR Partners, LLC, as Special Servicer (filed as Exhibit 35.4 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (filed as Exhibit 35.5 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

35.6 Berkadia Commercial Mortgage LLC, as Primary Servicer (filed as Exhibit 35.6 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

35.7 Wells Fargo Bank, National Association, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (filed as Exhibit 35.7 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

35.8 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (filed as Exhibit 35.8 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

35.9 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (filed as Exhibit 35.9 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

35.10 LNR Partners, LLC, as Special Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (filed as Exhibit 35.10 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

35.11 LNR Partners, LLC, as Special Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (filed as Exhibit 35.11 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

35.12 Wells Fargo Bank, National Association, as Custodian under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (see Exhibit 35.2)

35.13 Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (see Exhibit 35.2)

35.14 Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated December 12, 2017, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 22, 2017 under SEC File No. 333-206582-13 and incorporated by reference herein).

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

Date: June 29, 2018

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

33.1 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.1 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

33.2 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.2 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

33.3 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.3 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

33.4 LNR Partners, LLC, as Special Servicer (filed as Exhibit 33.4 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

33.5 Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.5 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (filed as Exhibit 33.6 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

33.7 Berkadia Commercial Mortgage LLC, as Primary Servicer (filed as Exhibit 33.7 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

33.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.8 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

33.9 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.9 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

33.10 Wells Fargo Bank, National Association, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (see Exhibit 33.3)

33.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (see Exhibit 33.8)

33.12 National Tax Search, LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (see Exhibit 33.9)

33.13 Berkeley Point Capital LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17)

33.14 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (see Exhibit 33.3)

33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (see Exhibit 33.8)

33.16 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (see Exhibit 33.9)

33.17 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (see Exhibit 33.3)

33.18 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (see Exhibit 33.8)

33.19 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (see Exhibit 33.9)

33.20 Rialto Capital Advisors, LLC, as Special Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (filed as Exhibit 33.20 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

33.21 LNR Partners, LLC, as Special Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (see Exhibit 33.4)

33.22 LNR Partners, LLC, as Special Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (see Exhibit 33.4)

33.23 Wells Fargo Bank, National Association, as Custodian under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (see Exhibit 33.2)

33.24 Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (see Exhibit 33.2)

33.25 Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.1 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

34.2 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.2 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

34.3 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.3 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

34.4 LNR Partners, LLC, as Special Servicer (filed as Exhibit 34.4 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

34.5 Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.5 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (filed as Exhibit 34.6 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

34.7 Berkadia Commercial Mortgage LLC, as Primary Servicer (filed as Exhibit 34.7 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

34.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.8 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

34.9 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.9 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

34.10 Wells Fargo Bank, National Association, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (see Exhibit 34.3)

34.11 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (see Exhibit 34.8)

34.12 National Tax Search, LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (see Exhibit 34.9)

34.13 Berkeley Point Capital LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (filed as Exhibit 34.13 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

34.14 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (see Exhibit 34.3)

34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (see Exhibit 34.8)

34.16 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (see Exhibit 34.9)

34.17 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (see Exhibit 34.3)

34.18 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (see Exhibit 34.8)

34.19 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (see Exhibit 34.9)

34.20 Rialto Capital Advisors, LLC, as Special Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (filed as Exhibit 34.20 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

34.21 LNR Partners, LLC, as Special Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (see Exhibit 34.4)

34.22 LNR Partners, LLC, as Special Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (see Exhibit 34.4)

34.23 Wells Fargo Bank, National Association, as Custodian under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (see Exhibit 34.2)

34.24 Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (see Exhibit 34.2)

34.25 Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (see Exhibit 34.2)

 (35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.1 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

35.2 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 35.2 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

35.3 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.3 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

35.4 LNR Partners, LLC, as Special Servicer (filed as Exhibit 35.4 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (filed as Exhibit 35.5 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

35.6 Berkadia Commercial Mortgage LLC, as Primary Servicer (filed as Exhibit 35.6 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

35.7 Wells Fargo Bank, National Association, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (filed as Exhibit 35.7 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

35.8 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (filed as Exhibit 35.8 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

35.9 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (filed as Exhibit 35.9 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

35.10 LNR Partners, LLC, as Special Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (filed as Exhibit 35.10 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

35.11 LNR Partners, LLC, as Special Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (filed as Exhibit 35.11 to the registrant's Annual Report on Form 10-K filed on April 2, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein)

35.12 Wells Fargo Bank, National Association, as Custodian under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced: Harmon Corner (from 12/22/17 to 12/31/17) (see Exhibit 35.2)

35.13 Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced: One Ally Center (from 12/22/17 to 12/31/17) (see Exhibit 35.2)

35.14 Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced: The View at Marlton (from 12/22/17 to 12/31/17) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated December 12, 2017, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 22, 2017 under SEC File No. 333-206582-13 and incorporated by reference herein).

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