Form 10-K
period 2018-12-31
Morgan Stanley Capital I Trust 2017-HR2
filed 2019-03-29
CIK 1723306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2018

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

Central Index Key Number of the sponsor:0001624053

Argentic Real Estate Finance LLC

(exact name of the sponsor as specified in its charter)

New York	38‑4052554 38‑4052555 38‑7196207
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Numbers)

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

•   the Kirkwood Plaza mortgage loan, which was serviced pursuant to the BANK 2018-BNK10 pooling and servicing agreement attached hereto as Exhibit 4.5 (from 2/13/18 to 12/31/18); and

•   The View at Marlton mortgage loan, which is serviced pursuant to the WFCM 2017-C41 pooling and servicing agreement attached hereto as Exhibit 4.4.

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

•   Rialto Capital Advisors, LLC is the special servicer under the UBS 2017-C6 pooling and servicing agreement, pursuant to which the Harmon Corner is serviced.  Because Rialto Capital Advisors, LLC is not the MSC 2017-HR2 special servicer, is not affiliated with any sponsor and services only the Harmon Corner mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Rialto Capital Advisors, LLC, as MSC 2017-HR2 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Torchlight Loan Services, LLC, is the special servicer under the BANK 2018-BNK10 pooling and servicing agreement, pursuant to which the Kirkwood Plaza mortgage loan is serviced. Because Torchlight Loan Services, LLC is not the MSC 2018-HR2 special servicer, is not affiliated with any sponsor and services only the Kirkwood Plaza mortgage loan, which constitutes less than 5% of the mortgage pool, Torchlight Loan Services, LLC, as BANK 2018-BNK10 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•   Wells Fargo Bank, National Association, as master servicer, engaged the services of (i) CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period and (ii) Bernard Financial Corporation as a servicing function participant in respect of 3.73% of the mortgage pool for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the UBS 2017-C6 pooling and servicing agreement, pursuant to which the Harmon Corner mortgage loan is serviced, engaged the services of Berkeley Point Capital LLC, CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Harmon Corner mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the WFCM 2017-C42 pooling and servicing agreement, pursuant to which the One Ally Center mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc., National Tax Search, LLC and Bernard Financial Corporation, in each case as a servicing function participant in respect of the One Ally Center mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2018-BNK10 pooling and servicing agreement, pursuant to which the Kirkwood Plaza mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Kirkwood Plaza mortgage loan for the reporting period.

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

Since June 18, 2014, a group of institutional investors have filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts. The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Wells Fargo Bank has reached an agreement, in which it denies any wrongdoing, to resolve these claims on a classwide basis for the 271 RMBS trusts currently at issue. The settlement agreement is subject to court approval. Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning 57 RMBS trusts in New York federal and state court are not covered by the agreement. With respect to the foregoing litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

From time to time Berkadia and its affiliates are parties to lawsuits and other legal proceedings arising in the ordinary course of business.  Berkadia does not believe that any such lawsuits or legal proceedings would, individually or in the aggregate, have a material adverse effect on its business or its ability to serve as primary servicer.  Notwithstanding the foregoing, Berkadia discloses the following litigation: On February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “2007-CIBC18 Trust”), filed suit (the “Lawsuit”) in the Supreme Court of New York, County of New York, against KeyBank National Association (“KeyBank”), as special servicer, and Berkadia, as master servicer.  The action was brought in connection with the determinations by KeyBank and Berkadia of the fair value of a loan secured by the Bryant Park Hotel in New York City.  KeyBank and Berkadia deny liability and believe that they performed their obligations in accordance with the terms of the pooling and servicing agreement applicable to the 2007-CIBC18 Trust.  KeyBank’s and Berkadia’s motions to dismiss the Lawsuit were granted with prejudice on November 28, 2016.  The plaintiff has filed an appeal. In the first quarter of 2018, the case was fully dismissed and is no longer pending.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

In addition to the information regarding this Item that has been disclosed in the prospectus of the issuing entity filed in a 424(b)(2) filing dated December 22, 2017, (i) Wells Fargo Bank, National Association, the master servicer under the BANK 2018-BNK10 pooling and servicing agreement, pursuant to which the Kirkwood Plaza mortgage loan is serviced is also the master servicer under the MSC 2017-HR2 pooling and servicing agreement and each Outside Pooling and Servicing Agreement, pursuant to which the outside serviced mortgage loans are currently serviced; and (ii) Wells Fargo Bank, National Association, the BANK 2018-BNK10 custodian is also the custodian under the MSC 2017-HR2 pooling and servicing agreement and each Outside Pooling and Servicing Agreement pursuant to which the outside serviced mortgage loans are currently serviced.

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessment of compliance with the servicing criteria for asset-backed securities and the related attestation reports on such assessments of compliance are attached hereto under Item 15.

The report on assessment of compliance with applicable servicing criteria furnished pursuant to Item 1122 of Regulation AB by Midland Loan Services, a Division of PNC Bank National Association discloses that a material instance of noncompliance occurred, as described below:

Material Instance of Noncompliance

In certain instances, the Schedule AL Files (Item 1125 of Regulation AB) were not reported in accordance with the terms specified in the transaction agreements, in conflict with Item 1122(d)(3)(i): “Reports to investors, including those to be filed with the Commission, are maintained in accordance with the transaction agreements and applicable Commission requirements. Specifically, such reports: (A) Are prepared in accordance with timeframes and other terms set forth in the transaction agreements”.  The noncompliance consisted of omitted or inaccurately reported numbers due to the following: (1) the initial setup files contained information at the asset level, and Midland was required to manually compile the information to present it at the loan level as required by Schedule AL; and (2) certain reporting requirements required manual processing by Midland, including the use of various data computation formulas, quality control checks and analysis.

The identified instances did not involve the servicing of assets included in this securitization.

Steps Taken to Remedy the Material Instance of Noncompliance

Midland is currently remediating the Schedule AL reporting for the CMBS transactions found to be incorrect, and will be making improvements to its systems, processes and procedures to support its Schedule AL reporting obligations.

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

(4.5) Pooling and Servicing Agreement, dated as of February 1, 2018, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, relating to the Kirkwood Plaza Whole Loan., related to the BANK 2018-BNK10 securitization transaction, pursuant to which the Kirkwood Plaza Mortgage Loan was serviced from 2/13/2018 to 12/31/2018 (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K filed on February 15, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein).

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

33.6  Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

33.7  Berkadia Commercial Mortgage LLC, as Primary Servicer

33.8  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.9  National Tax Search, LLC, as Servicing Function Participant

33.10  Bernard Finance Corporation, as Servicing Function Participant

33.11  Wells Fargo Bank, National Association, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.12  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18) (see Exhibit 33.8)

33.13  National Tax Search, LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18) (see Exhibit 33.9)

33.14 Berkeley Point Capital LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18)

33.15  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.16  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 33.8)

33.17  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 33.9)

33.18  Bernard Finance Corporation, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 33.10)

33.19  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 2/13/18 to 12/31/18) (see Exhibit 33.3)

33.20  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 2/13/18 to 12/31/18) (see Exhibit 33.8)

33.21  National Tax Search, LLC, as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 2/13/18 to 12/31/18) (see Exhibit 33.9)

33.22  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18) (see Exhibit 33.3)

33.23  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18) (see Exhibit 33.8)

33.24  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18) (see Exhibit 33.9)

33.25  Rialto Capital Advisors, LLC, as Special Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18)

33.26  LNR Partners, LLC, as Special Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 33.4)

33.27  LNR Partners, LLC, as Special Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18) (see Exhibit 33.4)

33.28  Wells Fargo Bank, National Association, as Custodian under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.29  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

33.30  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 2/13/18 to 12/31/18) (see Exhibit 33.2)

33.31  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.6  Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

34.7  Berkadia Commercial Mortgage LLC, as Primary Servicer

34.8  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.9  National Tax Search, LLC, as Servicing Function Participant

34.10  Bernard Finance Corporation, as Servicing Function Participant

34.11  Wells Fargo Bank, National Association, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.12  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18) (see Exhibit 34.8)

34.13  National Tax Search, LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18) (see Exhibit 34.9)

34.14 Berkeley Point Capital LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18)

34.15  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.16  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 34.8)

34.17  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 34.9)

34.18  Bernard Finance Corporation, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 34.10)

34.19  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 2/13/18 to 12/31/18) (see Exhibit 34.3)

34.20  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 2/13/18 to 12/31/18) (see Exhibit 34.8)

34.21  National Tax Search, LLC, as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 2/13/18 to 12/31/18) (see Exhibit 34.9)

34.22  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18) (see Exhibit 34.3)

34.23  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18) (see Exhibit 34.8)

34.24  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18) (see Exhibit 34.9)

34.25  Rialto Capital Advisors, LLC, as Special Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18)

34.26  LNR Partners, LLC, as Special Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 34.4)

34.27  LNR Partners, LLC, as Special Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18) (see Exhibit 34.4)

34.28  Wells Fargo Bank, National Association, as Custodian under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.29  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

34.30  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 2/13/18 to 12/31/18) (see Exhibit 34.2)

34.31  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

(35). Servicer compliance statement.

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

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  LNR Partners, LLC, as Special Servicer

35.5  Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

35.6  Berkadia Commercial Mortgage LLC, as Primary Servicer

35.7  Wells Fargo Bank, National Association, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18)

35.8  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18)

35.9  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 2/13/18 to 12/31/18)

35.10  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18)

35.11  LNR Partners, LLC, as Special Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18)

35.12  LNR Partners, LLC, as Special Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18)

35.13  Wells Fargo Bank, National Association, as Custodian under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.14  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

35.15  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 2/13/18 to 12/31/18) (see Exhibit 35.2)

35.16  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated December 12, 2017, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 22, 2017 under SEC File No. 333-206582-13 and incorporated by reference herein).

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

Date:  March 29, 2019