Form 10-K/A
Morgan Stanley Capital I Trust 2017-HR2
filed 2019-08-14
CIK 1723306

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

 Large accelerated filer ___

Accelerated filer ___

Non-accelerated filer X (Do not check if a smaller reporting company)

Smaller reporting company ___

Emerging growth company ___

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex-change Act.

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

  Not applicable.

EXPLANATORY NOTES

The purpose of this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 29, 2019 (the “Original Form 10-K”), is to file a revised assessment of compliance and a revised attestation report, each with respect to Bernard Finance Corporation and each containing certain clerical revisions.  Such revised documents replace the corresponding documents previously filed as Exhibits 33.10, 33.18, 34.10 and 34.18 to the Original Form 10-K.  No other changes have been made to the Original Form 10-K.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K.

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

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114(a) of Regulation AB.

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
33.1 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 33.1 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
33.2 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 33.2 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
33.3 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 33.3 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
33.4 LNR Partners, LLC, as Special Servicer (filed as Exhibit 33.4 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
33.5 Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 33.5 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
33.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (filed as Exhibit 33.6 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
33.7 Berkadia Commercial Mortgage LLC, as Primary Servicer (filed as Exhibit 33.7 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
33.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 33.8 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
33.9 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 33.9 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
33.10 Bernard Finance Corporation, as Servicing Function Participant
33.11 Wells Fargo Bank, National Association, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18) (see Exhibit 33.3)
33.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18) (see Exhibit 33.8)
33.13 National Tax Search, LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18) (see Exhibit 33.9)
33.14 Berkeley Point Capital LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18) (filed as Exhibit 33.14 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
33.15 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 33.3)
33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 33.8)
33.17 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 33.9)
33.18 Bernard Finance Corporation, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 33.10)
33.19 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 2/13/18 to 12/31/18) (see Exhibit 33.3)
33.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 2/13/18 to 12/31/18) (see Exhibit 33.8)
33.21 National Tax Search, LLC, as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 2/13/18 to 12/31/18) (see Exhibit 33.9)

33.22 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18) (see Exhibit 33.3)
33.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18) (see Exhibit 33.8)
33.24 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18) (see Exhibit 33.9)
33.25 Rialto Capital Advisors, LLC, as Special Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18) (filed as Exhibit 33.25 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
33.26 LNR Partners, LLC, as Special Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 33.4)
33.27 LNR Partners, LLC, as Special Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18) (see Exhibit 33.4)
33.28 Wells Fargo Bank, National Association, as Custodian under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18) (see Exhibit 33.2)
33.29 Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 33.2)
33.30 Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 2/13/18 to 12/31/18) (see Exhibit 33.2)
33.31 Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.
34.1 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 34.1 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
34.2 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 34.2 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
34.3 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 34.3 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
34.4 LNR Partners, LLC, as Special Servicer (filed as Exhibit 34.4 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
34.5 Park Bridge Lender Services LLC, as Operating Advisor (filed as Exhibit 34.5 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
34.6 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (filed as Exhibit 34.6 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
34.7 Berkadia Commercial Mortgage LLC, as Primary Servicer (filed as Exhibit 34.7 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
34.8 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant (filed as Exhibit 34.8 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
34.9 National Tax Search, LLC, as Servicing Function Participant (filed as Exhibit 34.9 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
34.10 Bernard Finance Corporation, as Servicing Function Participant
34.11 Wells Fargo Bank, National Association, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18) (see Exhibit 34.3)
34.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18) (see Exhibit 34.8)
34.13 National Tax Search, LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18) (see Exhibit 34.9)
34.14 Berkeley Point Capital LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18) (filed as Exhibit 34.14 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
34.15 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 34.3)
34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 34.8)
34.17 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 34.9)

34.18 Bernard Finance Corporation, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 34.10)
34.19 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 2/13/18 to 12/31/18) (see Exhibit 34.3)
34.20 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 2/13/18 to 12/31/18) (see Exhibit 34.8)
34.21 National Tax Search, LLC, as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 2/13/18 to 12/31/18) (see Exhibit 34.9)
34.22 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18) (see Exhibit 34.3)
34.23 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18) (see Exhibit 34.8)
34.24 National Tax Search, LLC, as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18) (see Exhibit 34.9)
34.25 Rialto Capital Advisors, LLC, as Special Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18) (filed as Exhibit 34.25 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
34.26 LNR Partners, LLC, as Special Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 34.4)
34.27 LNR Partners, LLC, as Special Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18) (see Exhibit 34.4)
34.28 Wells Fargo Bank, National Association, as Custodian under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18) (see Exhibit 34.2)
34.29 Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 34.2)
34.30 Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 2/13/18 to 12/31/18) (see Exhibit 34.2)
34.31 Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18) (see Exhibit 34.2)

(35) Servicer compliance statement.
35.1 Wells Fargo Bank, National Association, as Certificate Administrator (filed as Exhibit 35.1 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
35.2 Wells Fargo Bank, National Association, as Custodian (filed as Exhibit 35.2 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
35.3 Wells Fargo Bank, National Association, as Master Servicer (filed as Exhibit 35.3 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
35.4 LNR Partners, LLC, as Special Servicer (filed as Exhibit 35.4 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
35.5 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer (filed as Exhibit 35.5 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
35.6 Berkadia Commercial Mortgage LLC, as Primary Servicer (filed as Exhibit 35.6 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
35.7 Wells Fargo Bank, National Association, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18) (filed as Exhibit 35.7 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
35.8 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (filed as Exhibit 35.8 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
35.9 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 2/13/18 to 12/31/18) (filed as Exhibit 35.9 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
35.10 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18) (filed as Exhibit 35.10 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)

35.11 LNR Partners, LLC, as Special Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (filed as Exhibit 35.11 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
35.12 LNR Partners, LLC, as Special Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18) (filed as Exhibit 35.12 to the registrant's Annual Report on Form 10-K filed on March 29, 2019 under SEC File No. 333-206582-13 and incorporated by reference herein)
35.13 Wells Fargo Bank, National Association, as Custodian under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/18 to 12/31/18) (see Exhibit 35.2)
35.14 Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/18 to 12/31/18) (see Exhibit 35.2)
35.15 Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 2/13/18 to 12/31/18) (see Exhibit 35.2)
35.16 Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/18 to 12/31/18) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated December 12, 2017, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 22, 2017 under SEC File No. 333-206582-13 and incorporated by reference herein).

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

Date:  August 14, 2019