Form 10-K
period 2019-12-31
Morgan Stanley Capital I Trust 2017-HR2
filed 2020-03-30
CIK 1723306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2019

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

21045

(Zip Code)

Telephone number, including area code:

(410) 884‑2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None

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

•   the Kirkwood Plaza mortgage loan, which is serviced pursuant to the BANK 2018-BNK10 pooling and servicing agreement attached hereto as Exhibit 4.5; and

•   The View at Marlton mortgage loan, which is serviced pursuant to the WFCM 2017-C41 pooling and servicing agreement attached hereto as Exhibit 4.4.

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

•   NCB, FSB, as NCB master servicer and co-op special servicer under the BANK 2018-BNK10 pooling and servicing agreement, only has obligations in respect of certain mortgage loans sold to the BANK 2018-BNK10 securitization trust by NCB, FSB and has no obligations with respect to the Kirkwood Plaza mortgage loan and therefore in such capacity does not constitute a reporting servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

Beginning on June 18, 2014, a group of institutional investors filed civil complaints in the Supreme Court of the State of New York, New York County, and later the U.S. District Court for the Southern District of New York, against Wells Fargo Bank, N.A., (“Wells Fargo Bank”) in its capacity as trustee for certain residential mortgage backed securities (“RMBS”) trusts.  The complaints against Wells Fargo Bank alleged that the trustee caused losses to investors and asserted causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought included money damages in an unspecified amount, reimbursement of expenses, and equitable relief. In November 2018, Wells Fargo Bank reached an agreement, in which it denied any wrongdoing, to resolve such claims on a classwide basis for the 271 RMBS trusts at issue.  On May 6, 2019, the court entered an order approving the settlement agreement.  Separate lawsuits against Wells Fargo Bank making similar allegations filed by certain other institutional investors concerning several RMBS trusts in New York federal and state court are not covered by the agreement.  With respect to such litigations, Wells Fargo Bank believes plaintiffs' claims are without merit and intends to contest the claims vigorously, but there can be no assurances as to the outcome of the litigations or the possible impact of the litigations on Wells Fargo Bank or the RMBS trusts.

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

Steps Taken to Remedy the Material Instance of Noncompliance

Midland’s Schedule AL reporting process was enhanced in April of 2019, however, the process remained manual throughout the 2019 calendar year and additional errors during such year were identified during the related audit. Following identification, Midland made staffing changes and additional improvements to its processes and procedures to support its Schedule AL reporting obligations and expects to move to an automated solution for this process.

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

(4.5) Pooling and Servicing Agreement, dated as of February 1, 2018, between Wells Fargo Commercial Mortgage Securities, Inc., as depositor, Wells Fargo Bank, National Association, as master servicer, Torchlight Loan Services, LLC, as special servicer, Wells Fargo Bank, National Association, as certificate administrator, Wilmington Trust, National Association, as trustee, and Pentalpha Surveillance LLC, as operating advisor and as asset representations reviewer, relating to the Kirkwood Plaza Whole Loan., related to the BANK 2018-BNK10 securitization transaction, pursuant to which the Kirkwood Plaza Mortgage Loan is serviced (filed as Exhibit 4.5 to the registrant's Current Report on Form 8-K filed on February 15, 2018 under SEC File No. 333-206582-13 and incorporated by reference herein).

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

33.7  Berkadia Commercial Mortgage LLC, as Primary Servicer

33.8  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.9  National Tax Search, LLC, as Servicing Function Participant

33.10  Bernard Finance Corporation, as Servicing Function Participant

33.11  Wells Fargo Bank, National Association, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/19 to 12/31/19) (see Exhibit 33.3)

33.12  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/19 to 12/31/19) (see Exhibit 33.8)

33.13  National Tax Search, LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/19 to 12/31/19) (see Exhibit 33.9)

33.14 Berkeley Point Capital LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/19 to 12/31/19)

33.15  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/19 to 12/31/19) (see Exhibit 33.3)

33.16  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/19 to 12/31/19) (see Exhibit 33.8)

33.17  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/19 to 12/31/19) (see Exhibit 33.9)

33.18  Bernard Finance Corporation, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/19 to 12/31/19) (see Exhibit 33.10)

33.19  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/19 to 12/31/19) (see Exhibit 33.3)

33.20  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/19 to 12/31/19) (see Exhibit 33.8)

33.21  National Tax Search, LLC, as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/19 to 12/31/19) (see Exhibit 33.9)

33.22  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/19 to 12/31/19) (see Exhibit 33.3)

33.23  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/19 to 12/31/19) (see Exhibit 33.8)

33.24  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/19 to 12/31/19) (see Exhibit 33.9)

33.25  Rialto Capital Advisors, LLC, as Special Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/19 to 12/31/19)

33.26  LNR Partners, LLC, as Special Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/19 to 12/31/19) (see Exhibit 33.4)

33.27  LNR Partners, LLC, as Special Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/19 to 12/31/19) (see Exhibit 33.4)

33.28  Wells Fargo Bank, National Association, as Custodian under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

33.29  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

33.30  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

33.31  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/19 to 12/31/19) (see Exhibit 33.2)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.7  Berkadia Commercial Mortgage LLC, as Primary Servicer

34.8  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.9  National Tax Search, LLC, as Servicing Function Participant

34.10  Bernard Finance Corporation, as Servicing Function Participant

34.11  Wells Fargo Bank, National Association, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/19 to 12/31/19) (see Exhibit 34.3)

34.12  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/19 to 12/31/19) (see Exhibit 34.8)

34.13  National Tax Search, LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/19 to 12/31/19) (see Exhibit 34.9)

34.14 Berkeley Point Capital LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/19 to 12/31/19)

34.15  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/19 to 12/31/19) (see Exhibit 34.3)

34.16  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/19 to 12/31/19) (see Exhibit 34.8)

34.17  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/19 to 12/31/19) (see Exhibit 34.9)

34.18  Bernard Finance Corporation, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/19 to 12/31/19) (see Exhibit 34.10)

34.19  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/19 to 12/31/19) (see Exhibit 34.3)

34.20  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/19 to 12/31/19) (see Exhibit 34.8)

34.21  National Tax Search, LLC, as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/19 to 12/31/19) (see Exhibit 34.9)

34.22  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/19 to 12/31/19) (see Exhibit 34.3)

34.23  CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/19 to 12/31/19) (see Exhibit 34.8)

34.24  National Tax Search, LLC, as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/19 to 12/31/19) (see Exhibit 34.9)

34.25  Rialto Capital Advisors, LLC, as Special Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/19 to 12/31/19)

34.26  LNR Partners, LLC, as Special Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/19 to 12/31/19) (see Exhibit 34.4)

34.27  LNR Partners, LLC, as Special Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/19 to 12/31/19) (see Exhibit 34.4)

34.28  Wells Fargo Bank, National Association, as Custodian under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

34.29  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

34.30  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

34.31  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/19 to 12/31/19) (see Exhibit 34.2)

(35). Servicer compliance statement.

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

35.3  Wells Fargo Bank, National Association, as Master Servicer

35.4  LNR Partners, LLC, as Special Servicer

35.5  Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

35.6  Berkadia Commercial Mortgage LLC, as Primary Servicer

35.7  Wells Fargo Bank, National Association, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/19 to 12/31/19) (see Exhibit 35.3)

35.8  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/19 to 12/31/19) (see Exhibit 35.3)

35.9  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/19 to 12/31/19) (see Exhibit 35.3)

35.10  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/19 to 12/31/19) (see Exhibit 35.3)

35.11  LNR Partners, LLC, as Special Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/19 to 12/31/19)

35.12  LNR Partners, LLC, as Special Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/19 to 12/31/19) (see Exhibit 35.11)

35.13  Wells Fargo Bank, National Association, as Custodian under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

35.14  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

35.15  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

35.16  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/19 to 12/31/19) (see Exhibit 35.2)

(99.1) Mortgage Loan Purchase Agreement, dated December 12, 2017, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 22, 2017 under SEC File No. 333-206582-13 and incorporated by reference herein).

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

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, Director and President

(senior officer in charge of securitization of the depositor)

Date:  March 27, 2020