Form 10-K
period 2021-12-31
Morgan Stanley Capital I Trust 2017-HR2
filed 2022-03-30
CIK 1723306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2021

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

•   National Cooperative Bank, N.A., as NCB master servicer and co-op special servicer under the BANK 2018-BNK10 pooling and servicing agreement, only has obligations in respect of certain mortgage loans sold to the BANK 2018-BNK10 securitization trust by National Cooperative Bank, N.A. and has no obligations with respect to the Kirkwood Plaza mortgage loan and therefore in such capacity does not constitute a reporting servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

•   National Tax Search, LLC merged into CoreLogic Solutions, LLC in 2021.  CoreLogic Solutions, LLC’s report on assessment of compliance with servicing criteria and registered public accounting firm attestation report, in each case provided pursuant to Item 1122 of Regulation AB, also relate to National Tax Search, LLC’s platform for the reporting period.

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

•   Wells Fargo Bank, National Association, as master servicer, engaged the services of (i) CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period and (ii) Bernard Financial Corporation as a servicing function participant in respect of 3.76% of the mortgage pool for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the UBS 2017-C6 pooling and servicing agreement, pursuant to which the Harmon Corner mortgage loan is serviced, engaged the services of Berkeley Point Capital LLC, CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the Harmon Corner mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the WFCM 2017-C42 pooling and servicing agreement, pursuant to which the One Ally Center mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC, National Tax Search, LLC and Bernard Financial Corporation, in each case as a servicing function participant in respect of the One Ally Center mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2018-BNK10 pooling and servicing agreement, pursuant to which the Kirkwood Plaza mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of the Kirkwood Plaza mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the WFCM 2017-C41 pooling and servicing agreement, pursuant to which The View at Marlton mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and National Tax Search, LLC, in each case as a servicing function participant in respect of The View at Marlton mortgage loan for the reporting period.

•   On November 1, 2021, pursuant to the second amended and restated servicing agreement attached hereto as Exhibit 99.13, Computershare Trust Company, National Association was engaged to perform all or virtually all of Wells Fargo Bank, National Association’s roles as certificate administrator, custodian and trustee, as applicable, under (i) the pooling and servicing agreement and (ii) each Outside Pooling and Servicing Agreement.

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

In December 2014, Phoenix Light SF Limited and certain related entities and the National Credit Union Administration (NCUA) filed complaints in the United States District Court for the Southern District of New York against Wells Fargo Bank, alleging claims against Wells Fargo Bank in its capacity as trustee for a number of residential mortgage-backed securities trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. Wells Fargo Bank previously settled two class action lawsuits with similar allegations that were filed in November 2014 and December 2016 by institutional investors in the Southern District of New York and New York state court, respectively. In addition, Park Royal I LLC and Park Royal II LLC have filed complaints in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation. In March 2021, the Company entered into an agreement to resolve the case filed by the NCUA.

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

33.1 Wells Fargo Bank, National Association, as Certificate Administrator

33.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

33.3 Wells Fargo Bank, National Association, as Custodian

33.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

33.5  Wells Fargo Bank, National Association, as Master Servicer

33.6  Argentic Services Company LP, as Special Servicer

33.7  Park Bridge Lender Services LLC, as Operating Advisor

33.8  Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

33.9  Berkadia Commercial Mortgage LLC, as Primary Servicer

33.10  CoreLogic Solutions, LLC, as Servicing Function Participant

33.11  Bernard Finance Corporation, as Servicing Function Participant

33.12  Wells Fargo Bank, National Association, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.13  CoreLogic Solutions, LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/21 to 12/31/21) (see Exhibit 33.10)

33.14 Berkeley Point Capital LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/21 to 12/31/21)

33.15  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.16  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/21 to 12/31/21) (see Exhibit 33.10)

33.17  Bernard Finance Corporation, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/21 to 12/31/21) (see Exhibit 33.11)

33.18  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.19  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/21 to 12/31/21) (see Exhibit 33.10)

33.20  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/21 to 12/31/21) (see Exhibit 33.5)

33.21  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/21 to 12/31/21) (see Exhibit 33.10)

33.22  Rialto Capital Advisors, LLC, as Special Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/21 to 12/31/21)

33.23  LNR Partners, LLC, as Special Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/21 to 12/31/21)

33.24  Argentic Services Company LP, as Special Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/21 to 12/31/21) (see Exhibit 33.6)

33.25  Wells Fargo Bank, National Association, as Custodian under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.26  Computershare Trust Company, National Association, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

33.27  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.28  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

33.29  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.30  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

33.31  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/21 to 12/31/21) (see Exhibit 33.3)

33.32  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 11/1/21 to 12/31/21) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator

34.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

34.3 Wells Fargo Bank, National Association, as Custodian

34.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

34.5  Wells Fargo Bank, National Association, as Master Servicer

34.6  Argentic Services Company LP, as Special Servicer

34.7  Park Bridge Lender Services LLC, as Operating Advisor

34.8  Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

34.9  Berkadia Commercial Mortgage LLC, as Primary Servicer

34.10  CoreLogic Solutions, LLC, as Servicing Function Participant

34.11  Bernard Finance Corporation, as Servicing Function Participant

34.12  Wells Fargo Bank, National Association, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.13  CoreLogic Solutions, LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/21 to 12/31/21) (see Exhibit 34.10)

34.14 Berkeley Point Capital LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/21 to 12/31/21)

34.15  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.16  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/21 to 12/31/21) (see Exhibit 34.10)

34.17  Bernard Finance Corporation, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/21 to 12/31/21) (see Exhibit 34.11)

34.18  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.19  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/21 to 12/31/21) (see Exhibit 34.10)

34.20  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/21 to 12/31/21) (see Exhibit 34.5)

34.21  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/21 to 12/31/21) (see Exhibit 34.10)

34.22  Rialto Capital Advisors, LLC, as Special Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/21 to 12/31/21)

34.23  LNR Partners, LLC, as Special Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/21 to 12/31/21)

34.24  Argentic Services Company LP, as Special Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/21 to 12/31/21) (see Exhibit 34.6)

34.25  Wells Fargo Bank, National Association, as Custodian under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.26  Computershare Trust Company, National Association, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

34.27  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.28  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

34.29  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.30  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

34.31  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/21 to 12/31/21) (see Exhibit 34.3)

34.32  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 11/1/21 to 12/31/21) (see Exhibit 34.4)

(35). Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator

35.2 Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator (from 11/1/21 to 12/31/21)

35.3 Wells Fargo Bank, National Association, as Custodian

35.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (from 11/1/21 to 12/31/21)

35.5  Wells Fargo Bank, National Association, as Master Servicer

35.6  Argentic Services Company LP, as Special Servicer

35.7  Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

35.8  Berkadia Commercial Mortgage LLC, as Primary Servicer

35.9  Wells Fargo Bank, National Association, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.10  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.11  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.12  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/21 to 12/31/21) (see Exhibit 35.5)

35.13  LNR Partners, LLC, as Special Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/21 to 12/31/21)

35.14  Argentic Services Company LP, as Special Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/21 to 12/31/21)

35.15  Wells Fargo Bank, National Association, as Custodian under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.16  Computershare Trust Company, National Association, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

35.17  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.18  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

35.19  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.20  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

35.21  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/21 to 12/31/21) (see Exhibit 35.3)

35.22  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 11/1/21 to 12/31/21) (see Exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated December 12, 2017, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 22, 2017 under SEC File No. 333-206582-13 and incorporated by reference herein).

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

(99.13) Second Amended and Restated Servicing Agreement, effective as of October 31, 2021, between Wells Fargo Bank, N.A., Wells Fargo Delaware Trust Company, N.A., Computershare Trust Company, N.A., Computershare Delaware Trust Company and Computershare Limited (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on November 5, 2021 under SEC File No. 333-206582-13 and incorporated by reference herein).

(b) See (a) above.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Morgan Stanley Capital I Inc.

(Depositor)

By: /s/ Jane Lam

Jane Lam, President

(senior officer in charge of securitization of the depositor)

Date:  March 30, 2022