Form 10-K
period 2022-12-31
Morgan Stanley Capital I Trust 2017-HR2
filed 2023-03-28
CIK 1723306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2022

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

  Not applicable.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Not applicable.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

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

•   Rialto Capital Advisors, LLC is the special servicer under the UBS 2017-C6 pooling and servicing agreement, pursuant to which the Harmon Corner mortgage loan is serviced.  Because Rialto Capital Advisors, LLC is not the MSC 2017-HR2 special servicer, is not affiliated with any sponsor and services only the Harmon Corner mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Rialto Capital Advisors, LLC, as MSC 2017-HR2 special servicer, constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   Torchlight Loan Services, LLC, is the special servicer under the BANK 2018-BNK10 pooling and servicing agreement, pursuant to which the Kirkwood Plaza mortgage loan is serviced. Because Torchlight Loan Services, LLC is not the MSC 2017-HR2 special servicer, is not affiliated with any sponsor and services only the Kirkwood Plaza mortgage loan, which constitutes less than 5% of the mortgage pool, Torchlight Loan Services, LLC, as BANK 2018-BNK10 special servicer, does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

•   National Cooperative Bank, N.A., as NCB master servicer and NCB special servicer under the BANK 2018-BNK10 pooling and servicing agreement, only has obligations in respect of certain mortgage loans sold to the BANK 2018-BNK10 securitization trust by National Cooperative Bank, N.A. and has no obligations with respect to the Kirkwood Plaza mortgage loan and therefore in such capacity does not constitute a reporting servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

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

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

•   Wells Fargo Bank, National Association, as master servicer, engaged the services of Midland Loan Services, a Division of PNC Bank, National Association as a sub-servicer in respect of the entire mortgage pool for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer, engaged the services of (i) CoreLogic Solutions, LLC as a servicing function participant in respect of the entire mortgage pool for the reporting period and (ii) Bernard Financial Corporation as a servicing function participant in respect of 4.32% of the mortgage pool for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the UBS 2017-C6 pooling and servicing agreement, pursuant to which the Harmon Corner mortgage loan is serviced, engaged the services of Berkeley Point Capital LLC and CoreLogic Solutions, LLC, in each case as a servicing function participant in respect of the Harmon Corner mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the WFCM 2017-C42 pooling and servicing agreement, pursuant to which the One Ally Center mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC and Bernard Financial Corporation, in each case as a servicing function participant in respect of the One Ally Center mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the BANK 2018-BNK10 pooling and servicing agreement, pursuant to which the Kirkwood Plaza mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of the Kirkwood Plaza mortgage loan for the reporting period.

•   Wells Fargo Bank, National Association, as master servicer under the WFCM 2017-C41 pooling and servicing agreement, pursuant to which The View at Marlton mortgage loan is serviced, engaged the services of CoreLogic Solutions, LLC as a servicing function participant in respect of The View at Marlton mortgage loan for the reporting period.

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

PART I

Item 1.	Business.
Omitted.
Item 1A.	Risk Factors.
Omitted.
Item 1B.	Unresolved Staff Comments.
None.
Item 2.	Properties.
Omitted.
Item 3.	Legal Proceedings.
Omitted.
Item 4.	Mine Safety Disclosures.
Omitted.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Omitted.
Item 6.	[Reserved]

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.
Omitted.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Omitted.
Item 8.	Financial Statements and Supplementary Data.
Omitted.
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Omitted.
Item 9A.	Controls and Procedures.
Omitted.
Item 9B.	Other Information.
None.
Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Omitted.
Item 11.	Executive Compensation.
Omitted.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Omitted.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Omitted.
Item 14.	Principal Accountant Fees and Services.
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

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York and by IKB International and IKB Deutsche Industriebank in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations. In addition, Park Royal I LLC and Park Royal II LLC have filed substantially similar lawsuits in New York state court alleging Wells Fargo Bank, N.A., as trustee, failed to take appropriate actions upon learning of defective mortgage loan documentation.

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

33.9  CoreLogic Solutions, LLC, as Servicing Function Participant

33.10  Bernard Finance Corporation, as Servicing Function Participant

33.11  Wells Fargo Bank, National Association, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/22 to 12/31/22) (see Exhibit 33.5)

33.12  CoreLogic Solutions, LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/22 to 12/31/22) (see Exhibit 33.9)

33.13 Berkeley Point Capital LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/22 to 12/31/22)

33.14  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/22 to 12/31/22) (see Exhibit 33.5)

33.15  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/22 to 12/31/22) (see Exhibit 33.9)

33.16  Bernard Finance Corporation, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/22 to 12/31/22) (see Exhibit 33.10)

33.17  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/22 to 12/31/22) (see Exhibit 33.5)

33.18  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/22 to 12/31/22) (see Exhibit 33.9)

33.19  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/22 to 12/31/22) (see Exhibit 33.5)

33.20  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/22 to 12/31/22) (see Exhibit 33.9)

33.21  Rialto Capital Advisors, LLC, as Special Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/22 to 12/31/22)

33.22  LNR Partners, LLC, as Special Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/22 to 12/31/22)

33.23  Argentic Services Company LP, as Special Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/22 to 12/31/22) (see Exhibit 33.6)

33.24  Wells Fargo Bank, National Association, as Custodian under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/22 to 12/31/22) (see Exhibit 33.3)

33.25  Computershare Trust Company, National Association, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/22 to 12/31/22) (see Exhibit 33.4)

33.26  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/22 to 12/31/22) (see Exhibit 33.3)

33.27  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/22 to 12/31/22) (see Exhibit 33.4)

33.28  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/22 to 12/31/22) (see Exhibit 33.3)

33.29  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/22 to 12/31/22) (see Exhibit 33.4)

33.30  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/22 to 12/31/22) (see Exhibit 33.3)

33.31  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/22 to 12/31/22) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

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

34.9  CoreLogic Solutions, LLC, as Servicing Function Participant

34.10  Bernard Finance Corporation, as Servicing Function Participant

34.11  Wells Fargo Bank, National Association, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/22 to 12/31/22) (see Exhibit 34.5)

34.12  CoreLogic Solutions, LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/22 to 12/31/22) (see Exhibit 34.9)

34.13 Berkeley Point Capital LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/22 to 12/31/22)

34.14  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/22 to 12/31/22) (see Exhibit 34.5)

34.15  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/22 to 12/31/22) (see Exhibit 34.9)

34.16  Bernard Finance Corporation, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/22 to 12/31/22) (see Exhibit 34.10)

34.17  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/22 to 12/31/22) (see Exhibit 34.5)

34.18  CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/22 to 12/31/22) (see Exhibit 34.9)

34.19  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/22 to 12/31/22) (see Exhibit 34.5)

34.20  CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/22 to 12/31/22) (see Exhibit 34.9)

34.21  Rialto Capital Advisors, LLC, as Special Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/22 to 12/31/22)

34.22  LNR Partners, LLC, as Special Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/22 to 12/31/22)

34.23  Argentic Services Company LP, as Special Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/22 to 12/31/22) (see Exhibit 34.6)

34.24  Wells Fargo Bank, National Association, as Custodian under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/22 to 12/31/22) (see Exhibit 34.3)

34.25  Computershare Trust Company, National Association, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/22 to 12/31/22) (see Exhibit 34.4)

34.26  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/22 to 12/31/22) (see Exhibit 34.3)

34.27  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/22 to 12/31/22) (see Exhibit 34.4)

34.28  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/22 to 12/31/22) (see Exhibit 34.3)

34.29  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/22 to 12/31/22) (see Exhibit 34.4)

34.30  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/22 to 12/31/22) (see Exhibit 34.3)

34.31  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/22 to 12/31/22) (see Exhibit 34.4)

(35). Servicer compliance statement.

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

35.4 Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5  Wells Fargo Bank, National Association, as Master Servicer

35.6  Argentic Services Company LP, as Special Servicer

35.7  Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

35.8  Wells Fargo Bank, National Association, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/22 to 12/31/22) (see Exhibit 35.5)

35.9  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/22 to 12/31/22) (see Exhibit 35.5)

35.10  Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/22 to 12/31/22) (see Exhibit 35.5)

35.11  Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/22 to 12/31/22) (see Exhibit 35.5)

35.12  LNR Partners, LLC, as Special Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/22 to 12/31/22)

35.13  Argentic Services Company LP, as Special Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/22 to 12/31/22) (see Exhibit 35.6)

35.14  Wells Fargo Bank, National Association, as Custodian under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/22 to 12/31/22) (see Exhibit 35.3)

35.15  Computershare Trust Company, National Association, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/22 to 12/31/22) (see Exhibit 35.4)

35.16  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/22 to 12/31/22) (see Exhibit 35.3)

35.17  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/22 to 12/31/22) (see Exhibit 35.4)

35.18  Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/22 to 12/31/22) (see Exhibit 35.3)

35.19  Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/22 to 12/31/22) (see Exhibit 35.4)

35.20  Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/22 to 12/31/22) (see Exhibit 35.3)

35.21  Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/22 to 12/31/22) (see Exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated December 12, 2017, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 22, 2017 under SEC File No. 333-206582-13 and incorporated by reference herein).

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

Date:  March 28, 2023