Form 10-K
period 2025-12-31
Morgan Stanley Capital I Trust 2017-HR2
filed 2026-03-26
CIK 1723306

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2025

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

•   Effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and replaced Wells Fargo Bank, National Association in its capacities as master servicer, primary servicer and special servicer, as applicable, under the MSC 2017-HR2 pooling and servicing agreement and each Outside Pooling and Servicing Agreement.

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

•   Effective as of March 1, 2025, Trimont LLC, as the successor to Wells Fargo Bank, National Association in each of its servicing capacities described above, engaged each applicable party listed above to act as a servicing function participant or sub-servicer with respect to the same servicing and reporting functions for which Wells Fargo Bank, National Association engaged such party as described above.

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

On February 3, 2026, certain investors served Wilmington Trust, National Association (“WTNA”) with a civil complaint, filed in the Supreme Court of the State of New York, County of New York, for an unspecified amount of damages arising from alleged breaches of contract and duties related to WTNA’s roles as custodian and indenture trustee for certain Tricolor Holdings, LLC asset-backed securitization transactions. The plaintiffs generally assert causes of action related to WTNA’s purported failure to comply with certain provisions related to waterfall payments, servicing transition costs and post-event of default duties and related to WTNA’s purported failure to perform certain actions as custodian with respect to the related receivables. WTNA intends to vigorously defend itself against this legal action.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been provided previously in an annual report on Form 10-K of the issuing entity or in the prospectus of the issuing entity filed in a 424(b)(2) filing dated December 22, 2017.  In addition, effective as of March 1, 2025, Trimont LLC purchased the third party servicing segment of Wells Fargo Bank, National Association’s commercial mortgage servicing business and is acting as master servicer, primary servicer and special servicer, as applicable, under the MSC 2017-HR2 pooling and servicing agreement and each Outside Pooling and Servicing Agreement to the same extent that Wells Fargo Bank, National Association previously acted in such capacities.

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

33.1    Wells Fargo Bank, National Association, as Certificate Administrator

33.2    Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

33.3    Wells Fargo Bank, National Association, as Custodian

33.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

33.5    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

33.6    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

33.7    Argentic Services Company LP, as Special Servicer

33.8    Park Bridge Lender Services LLC, as Operating Advisor

33.9    Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

33.10 CoreLogic Solutions, LLC, as Servicing Function Participant

33.11 Bernard Finance Corporation, as Servicing Function Participant

33.12 Trimont LLC, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 3/1/25 to 12/31/25) (see Exhibit 33.5)

33.13 Wells Fargo Bank, National Association, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/25 to 2/28/25) (see Exhibit 33.6)

33.14 CoreLogic Solutions, LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/25 to 12/31/25) (see Exhibit 33.10)

33.15 Berkeley Point Capital LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/25 to 12/31/25)

33.16 Trimont LLC, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 3/1/25 to 12/31/25) (see Exhibit 33.5)

33.17 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/25 to 2/28/25) (see Exhibit 33.6)

33.18 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/25 to 12/31/25) (see Exhibit 33.10)

33.19 Bernard Finance Corporation, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/25 to 12/31/25) (see Exhibit 33.11)

33.20 Trimont LLC, as Master Servicer under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 3/1/25 to 12/31/25) (see Exhibit 33.5)

33.21 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/25 to 2/28/25) (see Exhibit 33.6)

33.22 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/25 to 12/31/25) (see Exhibit 33.10)

33.23 Trimont LLC, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 3/1/25 to 12/31/25) (see Exhibit 33.5)

33.24 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/25 to 2/28/25) (see Exhibit 33.6)

33.25 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/25 to 12/31/25) (see Exhibit 33.10)

33.26 Rialto Capital Advisors, LLC, as Special Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/25 to 12/31/25)

33.27 LNR Partners, LLC, as Special Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/25 to 12/31/25)

33.28 Argentic Services Company LP, as Special Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/25 to 12/31/25) (see Exhibit 33.7)

33.29 Wells Fargo Bank, National Association, as Custodian under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.30 Computershare Trust Company, National Association, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.31 Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.32 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.33 Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.34 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

33.35 Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/25 to 12/31/25) (see Exhibit 33.3)

33.36 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/25 to 12/31/25) (see Exhibit 33.4)

(34). Attestation reports on assessment of compliance with servicing criteria for asset-backed securities

34.1    Wells Fargo Bank, National Association, as Certificate Administrator

34.2    Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

34.3    Wells Fargo Bank, National Association, as Custodian

34.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

34.5    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

34.6    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

34.7    Argentic Services Company LP, as Special Servicer

34.8    Park Bridge Lender Services LLC, as Operating Advisor

34.9    Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

34.10 CoreLogic Solutions, LLC, as Servicing Function Participant

34.11 Bernard Finance Corporation, as Servicing Function Participant

34.12 Trimont LLC, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 3/1/25 to 12/31/25) (see Exhibit 34.5)

34.13 Wells Fargo Bank, National Association, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/25 to 2/28/25) (see Exhibit 34.6)

34.14 CoreLogic Solutions, LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/25 to 12/31/25) (see Exhibit 34.10)

34.15 Berkeley Point Capital LLC, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/25 to 12/31/25)

34.16 Trimont LLC, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 3/1/25 to 12/31/25) (see Exhibit 34.5)

34.17 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/25 to 2/28/25) (see Exhibit 34.6)

34.18 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/25 to 12/31/25) (see Exhibit 34.10)

34.19 Bernard Finance Corporation, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/25 to 12/31/25) (see Exhibit 34.11)

34.20 Trimont LLC, as Master Servicer under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 3/1/25 to 12/31/25) (see Exhibit 34.5)

34.21 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/25 to 2/28/25) (see Exhibit 34.6)

34.22 CoreLogic Solutions, LLC, as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/25 to 12/31/25) (see Exhibit 34.10)

34.23 Trimont LLC, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 3/1/25 to 12/31/25) (see Exhibit 34.5)

34.24 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/25 to 2/28/25) (see Exhibit 34.6)

34.25 CoreLogic Solutions, LLC, as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/25 to 12/31/25) (see Exhibit 34.10)

34.26 Rialto Capital Advisors, LLC, as Special Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/25 to 12/31/25)

34.27 LNR Partners, LLC, as Special Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/25 to 12/31/25)

34.28 Argentic Services Company LP, as Special Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/25 to 12/31/25) (see Exhibit 34.7)

34.29 Wells Fargo Bank, National Association, as Custodian under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.30 Computershare Trust Company, National Association, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.31 Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.32 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.33 Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.34 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

34.35 Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/25 to 12/31/25) (see Exhibit 34.3)

34.36 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/25 to 12/31/25) (see Exhibit 34.4)

(35). Servicer compliance statement.

35.1    Wells Fargo Bank, National Association, as Certificate Administrator

35.2    Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

35.3    Wells Fargo Bank, National Association, as Custodian

35.4    Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian

35.5    Trimont LLC, as Master Servicer (from 3/1/25 to 12/31/25)

35.6    Wells Fargo Bank, National Association, as Master Servicer (from 1/1/25 to 2/28/25)

35.7    Argentic Services Company LP, as Special Servicer

35.8    Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer

35.9    Trimont LLC, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 3/1/25 to 12/31/25) (see Exhibit 35.5)

35.10 Wells Fargo Bank, National Association, as Master Servicer under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/25 to 2/28/25) (see Exhibit 35.6)

35.11 Trimont LLC, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 3/1/25 to 12/31/25) (see Exhibit 35.5)

35.12 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/25 to 2/28/25) (see Exhibit 35.6)

35.13 Trimont LLC, as Master Servicer under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 3/1/25 to 12/31/25) (see Exhibit 35.5)

35.14 Wells Fargo Bank, National Association, as Master Servicer under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/25 to 2/28/25) (see Exhibit 35.6)

35.15 Trimont LLC, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 3/1/25 to 12/31/25) (see Exhibit 35.5)

35.16 Wells Fargo Bank, National Association, as Master Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/25 to 2/28/25) (see Exhibit 35.6)

35.17 LNR Partners, LLC, as Special Servicer under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/25 to 12/31/25)

35.18 Argentic Services Company LP, as Special Servicer under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/25 to 12/31/25) (see Exhibit 35.7)

35.19 Wells Fargo Bank, National Association, as Custodian under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.20 Computershare Trust Company, National Association, as Servicing Function Participant under the UBS 2017-C6 securitization, pursuant to which the following mortgage loans were serviced by such party: Harmon Corner (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.21 Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.22 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2017-C42 securitization, pursuant to which the following mortgage loans were serviced by such party: One Ally Center (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.23 Wells Fargo Bank, National Association, as Custodian under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.24 Computershare Trust Company, National Association, as Servicing Function Participant under the BANK 2018-BNK10 securitization, pursuant to which the following mortgage loans were serviced by such party: Kirkwood Plaza (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

35.25 Wells Fargo Bank, National Association, as Custodian under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/25 to 12/31/25) (see Exhibit 35.3)

35.26 Computershare Trust Company, National Association, as Servicing Function Participant under the WFCM 2017-C41 securitization, pursuant to which the following mortgage loans were serviced by such party: The View at Marlton (from 1/1/25 to 12/31/25) (see Exhibit 35.4)

(99.1) Mortgage Loan Purchase Agreement, dated December 12, 2017, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on December 22, 2017 under SEC File No. 333-206582-13 and incorporated by reference herein).

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

Date:  March 26, 2026